Form 10-Q
period 2022-06-30
Docs, Inc.
filed 2022-08-02
CIK 1800943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

O	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-56460

THE DOCS, INC.

(Exact name of registrant as specified in its charter)

_________________

Nevada	36-4868730
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

5235 S. Durango Dr., Suite 103, Las Vegas, NV	89113
(Address of principal executive offices)	(Zip Code)

(702) 592-0261
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes □ No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes □ No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes □ No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer	□
Non-accelerated filer □	Smaller Reporting Company	□
(Do not check if a smaller reporting company) Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □ No [X]

There were 10,410,000 shares of Common Stock issued and outstanding as of August 1, 2022.

Table of Contents

THE DOCS, INC.

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2022

THE DOCS INC.

Balance Sheets

	June 30, 2022 (Unaudited)	September 30, 2021
ASSETS
Current assets:
Cash	$ 4,489	$ 4,661
Total current assets	4,489	4,661
Fixed assets, net	201,000	201,000
Total long term assets	201,000	201,000

TOTAL ASSETS	$ 205,489	$ 205,661

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to related party	$ 25,040	$ 14,040
Total current liabilities	25,040	14,040
Commitments and Contingencies (Note 2)	-	-

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	3,500	3,500
authorized, 3,500,000 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively
Common stock, $0.001 par value, 500,000,000 shares	10,410	10,410
authorized, 10,410,000 and 10,410,000 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively
Additional paid-in capital	542,590	542,590
Accumulated deficit	(376,051)	(364,879)
Total stockholders' equity	180,449	191,621
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 205,489	$ 205,661

See accompanying notes to these unaudited financial statements.

THE DOCS INC.

Statements of Operations

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the nine months ended June 30, 2022	For the nine months ended June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Expenses:
General and Administrative	48	48	11,172	666
Impairment charge on fixed assets	-	24,000	-	24,000
Total expenses	48	24,048	11,172	24,666

Net operating loss	(48)	(24,048)	(11,172)	(24,666)

Other expense
Interest expense	-	-	-	-
Total other expense	-	-	-	-

Net Loss	(48)	(24,048)	(11,172)	(24,666)

Weighted average number of
shares outstanding, basic and diluted	10,410,000	10,410,000	10,410,000	10,410,000

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to these unaudited financial statements.

THE DOCS INC.

Statement of Changes in Stockholders’ Equity

(Unaudited)

For the three months ended June 30, 2022

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2022	3,500,000	$3,500	10,410,000	$10,410	$542,590	$(376,003)	$180,497

Net loss	-	-	-	-	-	(48)	(48)

Balance, June 30, 2022	3,500,000	$3,500	10,410,000	$10,410	$542,590	$(376,051)	$180,449

For the three months ended June 30, 2021

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2021	3,500,000	$3,500	10,410,000	$10,410	$542,590	$(296,702)	$259,798

Net loss	-	-	-	-	-	(24,048)	(24,048)

Balance, June 30, 2021	3,500,000	$3,500	10,410,000	$10,410	$542,590	$(320,750)	$235,750

For the nine months ended June 30, 2022

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2021	3,500,000	$3,500	10,410,000	$10,410	$542,590	$(364,879)	$191,621

Net loss	-	-	-	-	-	(11,172)	(11,172)

Balance, June 30, 2022	3,500,000	$3,500	10,410,000	$10,410	$542,590	$(376,051)	$180,449

For the nine months ended June 30, 2021

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2020	3,500,000	$3,500	10,410,000	$10,410	$542,590	$(296,084)	$260,416

Net loss	-	-	-	-	-	(24,666)	(24,666)

Balance, June 30, 2021	3,500,000	$3,500	10,410,000	$10,410	$542,590	$(320,750)	$235,750

See accompanying notes to these unaudited financial statements.

THE DOCS INC.

Statements of Cash Flows

(Unaudited)

	For the nine months ended June 30, 2022	For the nine months ended June 30, 2021
OPERATING ACTIVITIES
Net loss	$ (11,172)	$ (24,666)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment charge on fixed assets	-	24,000
Net cash used in operating activities	(11,172)	(666)

FINANCING ACTIVITIES
Due to related party	11,000	-
Net cash provided by financing activities	11,000	-

NET DECREASE IN CASH	(172)	(666)
CASH - BEGINNING OF THE PERIOD	4,661	5,416
CASH - END OF THE PERIOD	$ 4,489	$ 4,750

See accompanying notes to these unaudited financial statements.

THE DOCS INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Note 1 – Nature and Continuance of Operations

The Docs Inc. (“the Company”) was incorporated in the State of Nevada, United States of America on April 16, 2017. Its fiscal year-end is September 30.  The Company plans to provide a clinic to physicians who offer primary care, and who specialize in diabetes prevention and treatment while integrating proactive screenings of the associated co-morbidities. The Company has identified a location to offer these services which is built out with exam rooms, a lab, and office space for physicians. To date, no revenues have been generated.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of management’s estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

Interim Review Policy - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2022 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2021 audited financial statements. The results of operations for the period ended June 30, 2022 are not necessarily indicative of the operating results for the full year.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – For purposes of the Statement of Cash Flows, the Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the nine months ended June 30, 2022 and June 30, 2021, the Company had not reached a bank balance exceeding the FDIC insurance limit.

THE DOCS INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Accounts Receivable – We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  There are no accounts receivables at June 30, 2022 and June 30, 2021.

Fixed Assets – Furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. As of June 30, 2022, the Company had fixed assets recorded at realizable value of $201,000. These assets have not been placed into service since their acquisition, and therefore have not yet been depreciated.

Impairment of Long-Lived Assets – In accordance with ASC 360, “Property, Plant, and Equipment” the Company reviews the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair value. The Company recorded an impairment charge of $0 during the nine months ended June 30, 2022 and $24,000 during the nine months ended June 30, 2021.

Revenue Recognition – As of October 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The Company adopted the standard using the modified retrospective method and the adoption did not have a material impact on its financial statements.

The Company has not yet had any revenues. The Company will recognize revenue when the performance obligation (i.e. medical services) by physicians with the customers are satisfied and when the service is provided. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service to physicians.

THE DOCS INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Related party transactions. The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include:

  Affiliates of the Company;
  Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity;
  Trusts for the benefit of employees, such as pension and profit sharing trusts that are managed by or under the trusteeship of management;
  Principal owners of the Company;
  Management of the Company;
  Other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and
  Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances and other similar items in the ordinary course of business. The disclosures shall include:

  The nature of the relationship involved;
  A description of the transactions, including transactions to which no amounts or nominal amounts were ascribed for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements;
  The dollar amount of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and
  Amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Deferred Taxes. The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

THE DOCS INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company classifies interest and penalties as a component of interest and other expenses. To date, the Company has not been assessed, nor has the Company paid, any interest or penalties.

The Company measures and records uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. All of the Company’s tax years remain subject to examination by federal and state tax jurisdictions.

Commitments and Contingencies. The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Given that the Company has yet to fully implement its business plan and does not currently have plans to seek outside financing, management has considered the consequences of COVID-19 and other events and conditions, and it has determined that they do not create a material uncertainty that casts significant doubt upon the entity’s ability to continue as a going concern. The impact of COVID-19 on future performance and therefore on the measurement of some assets and liabilities or on liquidity might be significant and might therefore require disclosure in the financial statements, but management has determined that they do not create a material uncertainty that casts significant doubt upon the entity’s ability to continue as a going concern.

THE DOCS INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Fair value of financial instruments. The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with FASB Accounting Standards Codification No. 820, Fair Value Measurement (“ASC 820”), which provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

Risk and Uncertainties. The Company is subject to risks common to companies in the service industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements. The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended September 30, 2021 and 2020. As of June 30, 2022, tax years since 2018 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Recent accounting pronouncements. The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

THE DOCS INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Note 3 -  Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company has incurred net losses of $376,051 since inception and has net cash used in operations of $11,172. In addition, the Company has just begun its operations and does not yet have sufficient revenue to cover its operating expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance of these financial statements. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with increase revenue and related party loans when necessary. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Note 4 – Property and equipment

Property and equipment consisted of the following:

	Useful Life	June 30,	September 30,
	(Years)	2022	2021
Medical equipment	10	$201,000	$261,000
		201,000	261,000

Less accumulated depreciation		-	-
Less impairment charge		-	-

		$201,000	$261,000

THE DOCS INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

As of June 30, 2022, the Company had fixed assets valued at $201,000, which were acquired from an affiliated entity. These assets have not been placed into service since their acquisition, and therefore have not yet been depreciated.

Note 5 – Related Party Transactions

On January 21, 2022, the Company received $5,000 for working capital from HCSLV Inc., a related party of an officer of the Company, as a loan that bears no interest and is payable on demand. On February 4, 2022, the Company received an additional $6,000 for working capital from HCSLV Inc. As of June 30, 2022, the total amount owed to HCSLV Inc. was $25,040.

Note 6 – Accounts payable and accrued liabilities

As of June 30, 2022 and September 30, 2021, the Company has outstanding $-0- and $-0- in accounts payable and accrued expenses.

Note 7 – Stockholders’ Equity

Common Stock. The Company is currently authorized to issue 500,000,000 shares of common stock, par value of $0.001 per share.

As of June 30, 2022, the Company has 10,410,000 shares of common stock issued and outstanding.

Preferred Stock. The Company is currently authorized to issue 5,000,000 shares of voting preferred stock, par value $0.001. Each preferred share shall have a voting weight of 200 common shares. Preferred stock has no liquidation preference.

As of June 30, 2022, the Company has 3,500,000 shares of preferred stock issued and outstanding.

THE DOCS INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Note 8 - Net Loss Per Share

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Basic and diluted loss per share were the same for the nine months ended June 30, 2022 and June 30, 2021.

For the nine months ended June 30, 2022 the Company posted losses of $0.00 and $0.00 per share, respectively, basic and diluted per share.

Note 9 - Subsequent Events

None.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual report on Form 10-K for the fiscal year ended May 31, 2018.

Business of the Issuer

Company History

We were incorporated on April 16, 2017 as The Docs, Inc., a Nevada corporation. Activities to date have been limited primarily to organization, initial capitalization, establishing administrative offices in Las Vegas, Nevada. As of the date of this offering circular, the Company has obtained developed its business plan and established administrative offices, as well as brought its Medical Director, Dr. Dewan, on board who will be in charge of medical operations.

Company Overview

The Docs, Inc. has not significantly commenced its planned principal operations. The Docs, Inc.’s operations to date have been devoted primarily to startup and development activities, which include the following:

1.	Formation of the Company;

2.	Development of The Docs, Inc. business plan;

3.	Obtaining capital through a private placement of The Docs, Inc.'s preferred stock; and

4.	Developing a strategy to identify potential clients.

The Company currently operates from its headquarters at an administrative office at 5235 S. Durango Dr., Suite 113, Las Vegas, Nevada 89113. These premises are controlled by Raj Dewan, who currently charges no rent for the administrative office. Raj Dewan has formally offered the Company turn-key availability to rent six patient rooms, a reception area, three additional administrative rooms, a procedure room, one bathroom, one storage room and an employee break room totaling approximately 1,800 square feet at $1,500 per month once the Company begins offering its services to patients. This space will then be offered to healthcare professionals to see clients.

In addition to serving patients in Primary Care, the Company will also serve specific areas, including Endocrinology, Podiatry, Interventional Cardiology, Nutrition, and Non-Narcotic Pain Management. The Docs, Inc. is attempting to become fully operational. In order to generate revenues, The Docs, Inc., must address the following areas:

1.	Identify individuals that are in need of the Company's services.

2.	Complete the stock offering, registration of shares and apply for listing on the OTC Markets OTCQB.

3.	Raise an additional $1,000,000 for the needed working capital to obtain commercial office space, hire and train appropriate staff, and market the Company's services.

We do not have sufficient capital to become fully operational and financing is not currently available to us. We will require additional funding to sustain operations.

There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business. Without additional funding, which is currently not available to us, it is most likely that our business model will fail, and we shall be forced to cease operations.

We are a small, start-up company that has not generated any revenues and has no current contracts in place. Since our inception on April 16, 2017 through June 30, 2022, we did not generate any revenues and we have net loss applicable to common stockholders of $376,051. Based on the small size of our Company, management views that it requires funding for two separate areas of the company’s business. This first includes funding to build the actual business operations of the Company and the second concerns the paying for the legal and accounting expenses to keep the Company full reporting.

Management does not believe we have sufficient funds to pay for legal and accounting expenses to maintain our status as full reporting company for the next twelve (12) months. Based on this shortfall, management has agreed to donate sufficient funds to the company to keep it operational for the next twelve (12) months. Management has determined that an additional $1,000,000 will be needed to build its business operations to its full capacity. These funds will help finance the renting of additional office space, the hiring and training of additional employees, and the marketing efforts needed to fully launch our operations. In the meantime, management plans to initiate its business operations on a limited basis, by building a customer base and operating where it has the capacity to do so. Whether or not the Company raises any funds in this offering, it still plans to launch its business plan. If the Company is successful in raising the amount of this offering, $200,000, these funds would be used to further our business operations and pay for costs and fees related to this offering.

As a small startup company that has yet to begin operations, there can be no assurance that the actual expenses incurred will not materially exceed our estimates in maintaining our fully reporting status. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors' report to the financial statements included in the registration statement.

Services to Physicians Overview

The growing complexity of the healthcare delivery system has led many healthcare facilities to increasingly engage third-party providers to provide medical coverage and administrative functions to improve productivity, increase the overall quality of care and reduce administrative costs. We believe the primary clinical areas served are specialties that are extremely important lines of service for the overall provision of care provided by the physicians with which we contract. The market for services these specialties tends to be highly fragmented and is predominantly served by smaller group practices.

Dr. Dewan, our Medical Director, is a current licensed medical practitioner in the state of Nevada who has provided services to patients for over two decades. In addition, the Company is one of only three members in the state of Nevada to be part of Doctor’s Health Network, a multi-specialist health network, giving the Company access to physicians needed in our market segment. The physicians we serve will benefit from certain trends including the following:

Opportunities created by healthcare reform. The healthcare sector is periodically subject to regulatory, legislative and other political reform initiatives, at the federal and state level, that significantly impact government healthcare programs, reimbursement models, and health insurance coverage. Recent reform initiatives include efforts to shift governmental reimbursement models away from fee for service methodologies toward value-based approaches. In particular, under the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA), physicians will receive payment incentives or reductions based on their performance with respect to clinical quality, efficiency, clinical improvement activities and meaningful use of electronic health records. We believe our continuing focus on clinical excellence and monitoring the clinical quality of our services positions us favorably to benefit from the shift toward value-based reimbursement models. Other initiatives have increased access to health insurance, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (Health Reform Law), and other healthcare reform measures. The Health Reform Law has also increased the obligation of healthcare providers to provide coordinated care and held providers accountable for showing measurable patient outcomes. The Health Reform Law has been modified by congressional action since its enactment, including the repeal of the mandate requiring substantially all U.S. citizens to obtain qualifying health insurance coverage, and may in the future be repealed or further modified as leaders in both the executive and legislative branches of government have stated their intention to do so.

Increased competition for specialty physicians. With a growing and aging population in the United States, demands for specialty physician services are increasingly outpacing the supply of qualified practitioners. We believe there will be a shortage of physicians in each of our specialties occurring in the next ten years. This growing shortage has led to increasing challenges in recruiting and retaining specialty physicians among hospitals, ASCs and other healthcare facilities, which we believe we can service in part by utilizing other allied healthcare professionals, such as certified registered nurse anesthetists, advanced registered nurse practitioners and physician assistants.

Strategy

We intend to grow the revenue and profitability of our services to physicians segment by:

Delivering distinctive service to our client base to drive strong same-contract growth. While we have yet to begin operations, we believe the foundation we will build our service business lies in how we will service our affiliate physicians. To ensure that we strengthen client relationships, we will pursue the following key strategies:

•	Help physicians expand their capabilities through management expertise, enhancements in internal physician recruiting, credentialing and onboarding organizations, develop our provider quality metrics capabilities and investment in reimbursement technologies;

•	Aide physicians to provide their health system clients with a compelling and diverse suite of clinical solutions to deliver on our customers' mandate for increased clinical quality, patient satisfaction and coordination of care;

•	work with our clients to develop increased efficiencies through the application of best practice information regarding physician staffing and procedural turnaround;

•	advance relationships with national managed care companies to facilitate favorable contract terms and more efficient revenue cycle management;

•	collaborate with hospitals, ASCs and other healthcare facilities to improve their operations by leveraging the clinical leadership of our affiliate physicians at clients’ facilities; and

•	Contract with and retain high quality physicians and healthcare professionals by providing clinical resources, comprehensive administrative practice support, competitive compensation and career opportunities.

Enhancing profitability by achieving further operating efficiencies. While we are currently a startup company that has yet to begin operations, we believe we will improve the operating efficiency of our services to physicians business as we grow. Our infrastructure is designed to achieve economies of scale by enhancing profitability with revenue growth without compromising the quality of operations or clinical care. We believe our processes related to managed care contracting, billing, coding, collection and compliance will drive a track record of effective and efficient revenue cycle management. We will make investments in infrastructure, including management information systems that we believe will enable us to improve clinical quality and key client metrics while reducing the cost of our physicians to provide their patient’s with care. At the patient level, telemedicine technologies not only streamline the delivery of services that can include rural areas in our region, but also provide service to those with mobility impairments, and places our clients in a better position to leverage these services with their payors.

Revenue From Services to Physicians

Revenue from services to physicians is derived principally from offering our facilities, such as exam rooms, equipment, office space and office and billing services to physicians who derive their fee for service revenue from third-party payors. We will record revenue at the time services are provided to our contracted physicians, net of a contractual allowance and provision for uncollectibles.

We will also recognize revenue for services provided during a particular period but not yet billed. Expected collections are estimated based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patient’s healthcare plan, mandated payment rates under the Medicare and Medicaid programs, and historical cash collections. Our provision for uncollectibles includes the estimate of uncollectible balances due from uninsured patients, uncollectible co-pay and deductible balances due from insured patients and special charges, if any, for uncollectible balances due from managed care, commercial and governmental payors. We record net revenue from uninsured patients at its estimated realizable value, which includes a provision for uncollectible balances, based on historical cash collections, net of recoveries.

We will provide the majority of billing for our affiliated physicians through our internal billing function. We will also selectively utilize third-party revenue cycle management providers to perform billing. Additionally, we will invest in applications that provide the foundation for the day-to-day operations of our services to physicians, including facilities-based billing and office-based billing.

Retroactive adjustments, recoupments or refund demands may change amounts realized from third-party payors. Retroactive adjustments to amounts previously reimbursed can and do occur on a regular basis as a result of reviews and audits. Additional factors that could complicate our billings on behalf of physicians we serve include:

•	disputes between payors as to which party is responsible for payment;

•	the difficulty of adherence to specific compliance requirements, diagnosis coding and various other procedures mandated by the government; and

•	failure to obtain proper physician credentialing and documentation in order to bill governmental payors.

Implications of Being an “Emerging Growth Company

As a public reporting company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

o·	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

o·	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis);

o·	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

o·	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

o·	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations, or MD&A;

o·	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act; and

o·	are exempt from any PCAOB rules relating to mandatory audit firm rotation and any requirement to include an auditor discussion and analysis narrative in our audit report.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of these reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.0 billion in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. Furthermore, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we (1) have a public float (i.e., the market value of common equity held by non-affiliates) of less than $75 million as of the last business day of our most recently completed second fiscal quarter; or (2) for so long as we have a public float of zero, have annual revenues of less than $50 million during our most recently completed fiscal year.

Competition

The segment providing services to physicians is highly fragmented, and we consider our primary competitors to be local physician group practices. On a regional and national basis, we compete with companies such as Mednax Inc., Team Health, US Acute Care Solutions, U.S Anesthesia Partners, Fresenius, Schumacher Clinical Partners and California Emergency Physicians.

Patents, Trademarks Licenses and Other Intellectual Property

None.

Properties

The Company's corporate headquarters are located at: 5235 S. Durango Dr., Suite 103, Las Vegas, Nevada 89113. This location is provided without cost by an officer of the company. The Company does not own any real property.

RESULTS OF OPERATIONS

For the three and nine month periods ending June 30, 2022, the Company recognized no revenues.

For the three-month period ending June 30, 2022, the Company incurred total operating losses of $48. This compares to the same period ending June 30, 2021 where the Company incurred total operating losses of $24,048 due to an impairment charge of $24,000. The net loss applicable to common shareholders was $48 for the three months ending June 30, 2022 or $(0.00) per common share basic and diluted for the period ending as compared to a net loss applicable to common shareholders of $24,048 or $(0.00) per common share for the same period last year.

For the nine-month period ending June 30, 2022, the Company incurred total operating losses of $11,172. This compares to the same period ending June 30, 2021 where the Company incurred total operating losses of $24,666 due to an impairment charge of $24,000. The net loss applicable to common shareholders was $11,172 for the nine months ending June 30, 2022 or $(0.00) per common share basic and diluted for the period ending as compared to a net loss applicable to common shareholders of $24,666 or $(0.00) per common share for the same period last year.

Going Concern

Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

Therefore, management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is devoting its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Summary of product research and development that we will perform for the term of our plan of operation.

We have no plans to perform any product research and development at this time.

Expected purchase or sale of plant and significant equipment

Management is currently identifying if additional equipment is needed in its operations, but none is planned at this time.

Significant changes in the number of employees

We currently have no employees. We are dependent upon our officers for our future business development. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of June 30, 2022, The Docs, Inc. had $4,489 in cash and cash equivalents for total current assets of $4,489. As of June 30, 2022, The Docs, Inc. had total current liabilities of $25,040.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

Notwithstanding, The Docs, Inc. anticipates generating losses and therefore may be unable to continue operations in the future. The Docs, Inc. anticipates it will require additional capital in order to develop its business. The Docs, Inc. may use a combination of equity and/or debt instruments to funds its growth strategy or enter into a strategic arrangement with a third party.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer, Chief Accounting Officer, and Company Controller, who are all members of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Board of Directors concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Accounting Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

∙ pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

∙ provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

∙ provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting were not effective as of June 30, 2022.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending June 30, 2022, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended June 30, 2022. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Additionally, we will create written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this report.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A - Risk Factors

See Risk Factors set forth in the Company's Registration Statement on Form S-1 and the discussion under "Liquidity and Capital Resources."

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as currently in effect		S-1		3.1	02/03/2021
3.2	Bylaws, as currently in effect		S-1		3.2	02/03/2021
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Docs, Inc. Registrant

Date: August 1, 2022	/s/ Mark A. Cole
Name: Mark A. Cole
Title: Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Mark A. Cole (Mark A. Cole)	Chief Executive Officer Principal Executive Officer Principal Financial Officer Principal Accounting Officer	August 1, 2022

31